Form 10-K/A
period 2001-12-31
GREENWICH CAPITAL ACCEPTANCE INC MORT PAS THR CT S 2000 FTB1
filed 2002-08-13
CIK 1130411

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

                                   Page 1 of 5
             This report consists 10 of consecutively numbered pages.

                        AMENDMENT NUMBER 1 OF 1

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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  August 13, 2002              By: /s/ Aranka R. Paul
                                    -----------------------------
                                    Aranka R. Paul
                                    Assistant Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                                 Page

 99.1       Servicer's Annual Statement of Compliance                    6
            and Officer's Certificate

 99.2       Servicer's Annual Independent Accountant's Report            9

                                EXHIBIT 99.1

        Servicer's Annual Statement of Compliance and Officer's Certificate

Fifth Third Mortgage Corporation
c/o Fifth Third Bank
38 Fountain Square Plaza
Cincinnati, OH  45263


March 29, 2002



Deloitte & Touche
250 East Fifth Street
Cincinnati, Ohio  45201



As of and for the year ended December 31, 2001, Fifth Third Mortgage Company (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy as follows: $5,000,000 per mortgage coverage on errors and omissions and $50,000,000 coverage on the fidelity bond.



/s/  David J. DeBrunner
David J. DeBrunner
Vice President & Controller


/s/  Scott Enders
Scott Enders
Vice President & CFO - Consumer

Fifth Third Mortgage Corporation
c/o Fifth Third Bank
38 Fountain Square Plaza
Cincinnati, OH  45263




                OFFICER'S CERTIFICATE OF THE SERVICER

I, James Sapitro, hereby certify that I am the duly elected Vice President of Fifth Third Bank, a state banking association chartered under the laws of the State of Ohio (the "Servicer") and further as follows:

1. I have reviewed the activities of the Servicer during the preceding year and its performance under the Pooling and Servicing Agreement by and between Greenwich Capital Acceptance, Inc., ("Depositor"), Fifth Third Mortgage Company ("Seller"), Fifth Third Bank ("Servicer"), and The Chase Manhattan Bank ("Trustee"), dated as of December 1, 2000 (the Agreement), has been under my supervision; and

2. To the best of my knowledge, based upon my review, the Servicer has fulfilled all of its obligations under the Agreement throughout the year and, to the best of my knowledge, there are no defults under the Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer as of the 26th day of April, 2002.


By:  /s/ James Sapitro                          [Seal]
Name:    James Sapitro
Title:   Vice President


I, James R. Hubbard, the Assistant Secretary of Fifth Third Bank, hereby certify that James Sapitro is the duly elected, qualified and acting Vice President of the Servicer and that the signature appearing above is his genuine signature.

IN WITNESS WHEREOF, I have hereunto assigned my name as of the 26th day of April, 2002.


By:  /s/ James R. Hubbard
Name:    James R. Hubbard
Tital:   Assistant Secretary

                                EXHIBIT 99.2

        Servicer's Annual Independent Accountant's Report

Deloitte & Touche LLP
250 East Fifth Street
P.O. Box 5340
Cincinnati, Ohio  45201-5340

Tel: (513) 784-7100
www.us.deloitte.com



INDEPENDENT ACCOUNTANTS' REPORT


To Fifth Third Bank

We have examined management's assertion about Fifth Third Mortgage Company's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/   DELOITTE & TOUCHE LLP


March 29, 2002